Form 10QSB
period 1997-06-30
UNITED STATES PROPERTIES INC
filed 1997-08-15
CIK 1019196

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark One)
 [XX]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997 or

[  ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -------------------

                       Commission File Number: 000-22691

                         UNITED STATES PROPERTIES, INC.
       ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Pennsylvania                                            23-2846009
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                           One Montage Mountain Road
                           Moosic, Pennsylvania 18507
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (717) 348-1100
              ----------------------------------------------------
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  XX    No
      ------    ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
   Yes        No
      ------    ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of August 4, 1997 was 4,395,000.

                         UNITED STATES PROPERTIES, INC.
                         (A Development Stage Company)

                              Financial Statements

                          June 30, 1997 and the Period
                   May 28, 1996 (Inception) to June 30, 1997

To the Shareholders of
United States Properties, Inc.


We have compiled the accompanying balance sheet of United States Properties, Inc. (a development stage company) ("the Company") as of June 30, 1997 and the related statements of operations, for three months ended June 30, 1997, for the period from May 28, 1996 (Inception) to June 30, 1996, for the six months ended June 30, 1997 and for the period from May 28, 1996 (Inception) to June 30, 1997, the statement of stockholders' equity for the period from May 28, 1996 (Inception) to June 30, 1997, and the Statement of Cash Flows for the six months ended June 30, 1997 and for the period from May 28, 1996 (Inception) to June 30, 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced operating losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        /s/ Marks Shron & Company LLP
                                        ----------------------------------------
                                            Marks Shron & Company LLP



August 5, 1997

                         UNITED STATES PROPERTIES, INC.
                         (A Development Stage Company)

                                 Balance Sheet

                                 June 30, 1997





                                     ASSETS

CASH                                                         $ 129,362

INVENTORY                                                        8,545

FIXED ASSETS
  Furniture, fixtures and equipment                              5,288
  Less: Accumulated depreciation                                   691
                                                             ---------
                                                                 4,597

SECURITY DEPOSITS                                                3,483

CONTRACT DEPOSITS                                               90,011

ORGANIZATION COSTS - net of accumulated
   amortization of $120                                            480
                                                             ---------
                                                             $ 236,478
                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts and accrued expenses payable                       $ 91,523
  Payroll taxes payable                                         57,041
  Loans from stockholders                                       10,000
                                                             ---------
                                                               158,564
                                                             ---------
STOCKHOLDERS' EQUITY
  Common stock, .001 par value, authorized 20,000,000
    shares, 4,395,000 shares issued and outstanding              4,395
  Additional paid-in capital                                   600,768
  Deficit accumulated during the development stage            (527,249)
                                                             ---------
                                                                77,914
                                                             ---------
                                                             $ 236,478
                                                             =========

See accountant's compilation report and accompanying notes to the financial statements.

                         UNITED STATES PROPERTIES, INC.
                         (A Development Stage Company)

                            Statements of Operations



                                                  Three Months       May 28, 1996        Six Months        May 28, 1996
                                                     Ended          (Inception) to          Ended          (Inception) to
                                                  June 30, 1997      June 30, 1996      June 30, 1997      June 30, 1997
                                                  -------------      -------------      -------------      -------------
REVENUES
  Interest income                                  $     378            $      -          $     518          $     518
                                                   ---------            --------          ---------          ---------
EXPENSES
  Salaries                                            67,087              11,996            103,386            157,214
  Consulting fees                                     23,047              10,038             42,423             83,943
  Professional fees                                   29,982               2,250             27,134            103,353
  Payroll taxes                                        4,589                 918              7,203             11,312
  Rent                                                11,075               2,000             25,075             36,075
  Travel and Entertainment                            15,706                 724             26,211             42,966
  Telephone                                            9,898               1,668             16,610             29,079
  Postage and office                                   4,102                 511             11,806             15,276
  Filing fees                                              -                   -              5,000              5,000
  Miscellaneous                                       15,581               2,394             23,749             42,738
  Depreciation                                           227                  79                382                691
  Amortization                                            30                  60                 60                120
                                                   ---------            --------          ---------          ---------
                                                     181,324              32,638            299,039            527,767
                                                   ---------            --------          ---------          ---------
NET LOSS                                           $(180,946)           $(32,638)         $(298,521)         $(527,249)
                                                   =========            ========          =========          =========
LOSS PER SHARE                                     $    (.04)           $   (.14)         $    (.07)         $    (.15)
                                                   =========            ========          =========          =========


See accountant's compilation report and accompanying notes to the financial statements.

                         UNITED STATES PROPERTIES, INC.
                         (A Development Stage Company)

                       Statement of Stockholders' Equity

                For the Period from May 28, 1996 (Inception) to
                                 June 30, 1997


                                                Number of Common           Common                                  Accumulated
                                                    Shares                 Stock               Additional             Deficit
       Date               Preferred Stock           Issued             at Par Value          Paid in Capital     Development Stage
-----------------         ---------------       -----------------      ------------          ---------------     -----------------
     05/28/96                    -                2,220,000            $       2,220           $        -
     05/28/96                    -                        -                        -                  350 (1)
     06/27/96                    -                  160,000                      160               39,840
05/28/96-6/30/96                                                                                                        (32,638)
     08/08/96                    -                1,000,000                    1,000                    -
     08/20/96                    -                   50,000                       50                    -
     09/25/96                    -                   25,000(2)                    25               49,975
     12/06/96                    -                   50,000                       50                    -
     12/31/96                    -                        -                        -               (6,463)(3)
7/1/97-12/31/96                  -                        -                        -                    -              (196,090)
     01/24/97                    -                  100,000                      100               49,900 (5)
     01/26/97                    -                   35,000                       35               23,985 (4)
     02/10/97                    -                   80,000                       80               39,920 (5)
     02/11/97                    -                   10,000                       10                4,990 (5)
     02/18/97                    -                   10,000                       10                4,990 (5)
     03/04/97                    -                   60,000                       60               29,940 (5)
     03/07/97                    -                   20,000                       20                9,980 (5)
     03/14/97                    -                   60,000                       60               29,940 (5)
1/1/97-3/31/97                   -                        -                        -                    -              (117,575)
     04/21/97                    -                   60,000                       60               29,940 (5)
     04/23/97                    -                   10,000                       10                4,990 (5)
     04/24/97                    -                   60,000                       60               29,940 (5)
     04/29/97                    -                  100,000                      100               49,900 (5)
     05/09/97                    -                   60,000                       60               29,940 (5)
     05/20/97                    -                  240,000                      240              119,760 (5)
     05/13/97                    -                   30,000                       30               63,720 (6)
     06/30/97                    -                  (45,000)                     (45)                  45 (7)
     06/30/97                    -                        -                        -               (4,814)(3)
4/1/97-6/30/97                   -                        -                        -                    -              (180,946)
                       -----------              -----------             -------------         -----------           -----------
    06/30/97                     -                4,395,000             $       4,395            $600,768            $ (527,249)
                       ===========              ===========             =============         ===========           ===========

(1) Contribution of equipment
(2) Offering under SEC rule 504
(3) Expenses paid to raise capital
(4) Debt conversion
(5) Exercise of warrants
(6) Building purchased for 30,000 shares of restricted stock
(7) Return of restricted stock held in escrow

See accountant's compilation report and accompanying notes to the financial statements.

                         UNITED STATES PROPERTIES, INC.
                         (A Development Stage Company)

                            Statements of Cash Flows

                   For the Six Months Ended June 30, 1997 and for the Period from May 28, 1996 (Inception) to June 30, 1997



                                                                       Six Months          May 28, 1996
                                                                         Ended            (Inception) to
                                                                     June 30, 1997         June 30, 1997
                                                                     -------------         -------------
OPERATING ACTIVITIES
  Net loss                                                            $ (298,521)           $ (528,249)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation                                                           382                   691
      Amortization                                                            60                   120
      Changes in operating assets and liabilities:
        Increase in inventory                                                  -                (8,545)
        Increase in organization costs                                         -                  (600)
        (Decrease) Increase in accounts and
          accrued expenses payable                                       (19,463)               91,523
        Increase in payroll taxes payable                                 37,454                57,041
        Increase in security deposits                                     (3,483)               (3,483)
                                                                      ----------            ----------
          Net Cash Used by Operating Activities                         (283,571)             (390,502)
                                                                      ----------            ----------
INVESTING ACTIVITIES
  Contract deposits                                                      (90,011)              (90,011)
  Furniture, fixtures and equipment                                       (2,195)               (5,288)
                                                                      ----------            ----------
          Net Cash Used by Investing Activities                          (92,206)              (95,299)
                                                                      ----------            ----------
FINANCING ACTIVITIES
  Common stock issued                                                    517,956               605,163
  Loans from stockholders                                                (14,000)               10,000
                                                                      ----------            ----------
          Net Cash Provided by Financing Activities                      503,956               615,163
                                                                      ----------            ----------
NET INCREASE IN CASH                                                     128,179               129,362
CASH - at beginning of period                                              1,183                     -
                                                                      ----------            ----------
CASH - at end of period                                               $  129,362            $  129,362
                                                                      ==========            ==========

See accountant's compilation report and accompanying notes to the financial statements.

                         UNITED STATES PROPERTIES, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements

                                 June 30, 1997





NOTE 1: ORGANIZATION

        United States Properties Inc. ("The Company") was organized in Pennsylvania in May, 1996 for the purpose of using countertrade (commercial barter transactions) as a vehicle for trading excesses in corporate real estate, portfolios of bad debts and other, similar non-performing assets held by major corporations. Corporate real estate refers to commercial real property and commercial leases owned by major corporations. Portfolios of bad debts refers to the accounts receivable of major corporations, banks and credit card companies that are greater than six months past due. The Company will derive revenue through the generation of fees when transacting real estate and through a percentage participation in bad debt collections. To date the Company has not yet derived any fees from any countertrade transactions involving real estate nor has it generated any revenues from participation in bad debt collections.

        Since its organization, the Company has established its business offices, developed a network of agents to discover excesses in corporate real estate and bad debt portfolios and related assets and is negotiating a number of real estate transactions.

        On June 12, 1996 the Company entered into an agreement ("Agreement") with Active Asset Recovery, Inc. ("Active") a wholly owned subsidiary of Active International, Inc. Active International, Inc. is a global trading company that develops programs of countertrade for clients through the issuance of trade credits redeemable by such clients. The Agreement stipulates that the Company will be engaged as an independent contractor to act as a finder to locate potential clients to enter into countertrade with Active. Countertrade in this Agreement refers to a transaction in which real property, interests in real property or other assets are sold or leased to Active or the designee of Active in return for, in whole or in part, trade credits issued and redeemed by Active. The Agreement provides, among other things, that Active shall have the right to pre-approve whether it desires to enter into a proposed countertrade transaction with any potential client at the time the Company first proposes a transaction with such client. In the event that Active closes a corporate trading transaction with a pre-approved client, as a direct result of meetings caused by the Company, the Company will receive a finders fee.

        On June 27, 1996, the Company entered into an Agreement with Capital Credit Corporation ("CCC"). CCC is a wholly owned subsidiary of the Union Corporation which provides accounts receivable management and related services to institutional, commercial and government clients.

                         UNITED STATES PROPERTIES, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements

                                 June 30, 1997



NOTE 1: ORGANIZATION (continued)

        The agreement between the Company and CCC provides for the Company to contact the chief financial officers of Fortune 1000 companies to ascertain the extent of their bad debt portfolios and to determine if any of these companies have an interest in selling the portfolios, or portions thereof, in a countertrade transaction involving full or partial consideration for the debts in trade credits. CCC will evaluate the portfolios of debt, or portions thereof, and advise the Company of the bid that should be offered for the portfolios or portions thereof. If such a countertrade proposal is accepted CCC will agree to the collection of such debt. CCC will receive 30% and the Company will receive 70% of the funds. Should the Company be successful in negotiating a countertrade transaction for portfolios of bad debt after they have been reviewed and priced by CCC it would be contingent on the Company to have Active or another trading company enter into such a negotiation to issue and redeem for merchandise any trade credits that may be exchanged in consideration for the purchase of the bad debts. Currently such a contingency is not part of the Agreement between the Company and Active nor is it known if the Agreement can be amended or a new agreement developed between the Company and Active, nor is it known if the Company can establish such a relation with another company to effect such a transaction.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Reporting
        ------------------

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has sustained operating losses. Management is continuing its efforts to negotiate and consummate countertrade transactions. The ability of management to successfully complete these transactions will significantly affect the Company's ability to continue as a going concern. At this time, it cannot be determined if these efforts will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Recognition of Revenue
        ----------------------

        The Company will recognize revenue when the transactions it participates in are completed.

        Fixed Assets
        ------------

        Fixed assets are stated at cost. Deprecation is provided using the straight-line method over the estimated useful lives.

        Use of Estimates
        ----------------

        Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

                         UNITED STATES PROPERTIES, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements

                                 June 30, 1997




NOTE 3: RELATED PARTY TRANSACTIONS

        Consulting Fees
        ---------------

        The Company has engaged Keough-Kirkbide as a real estate consultant. The firm will attempt to solicit real estate sellers' interested in barter transactions at an annual retainer of $72,000, and may be canceled at any time by either party. Keough-Kirkbride is wholly owned by Kathryn Berman, a principal shareholder of the Company.

        Loans from Stockholders
        -----------------------

        Various stockholders have advanced funds to the Company. $10,000 of this debt bears interest at 9.25% per annum payable monthly, with the principal due on December 5, 1997. On January 26, 1997, $24,020 of the debt was converted to 35,000 shares of common stock.

NOTE 4: INVENTORY

        On August 8, 1996, the Company entered into an agreement with Active whereby (1) the Company acquired 100% of the issued and outstanding shares of United States Properties Ten, Inc. (formerly Bull and Bear Properties, Inc.), a wholly owned subsidiary of Bull and Bear, Inc. (the Seller) and (2) Active supplied the Seller with $120,000 in trade credits. The principal purpose of the acquisition was to acquire control of the corporation's major asset, a commercial building located in Middletown, Ohio. The agreement provides for the Company and Active to share equally in the proceeds to be derived from the sale of the stock, and the Company has pledged all the shares to collateralize Active's 50% interest in these proceeds.

NOTE 5: CAPITAL STOCK

Common Stock
------------

        On December 3, 1996 the Board of Directors authorized and issued warrants to purchase 1,000,000 shares of the Company's common stock. The warrants carry an exercise price of .50 per share and expire December 1, 1997. On May 20, 1997, the Board of Directors cancelled 130,000 of the outstanding warrants. At June 30, 1997, all 870,000 warrants had been exercised.

                         UNITED STATES PROPERTIES, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements

                                 June 30, 1997




NOTE 6: CAPITAL STOCK (continued)

        Preferred Stock
        ---------------

        The Company is authorized to issue up to 5,000,000 shares of Preferred Stock, no par value. The Preferred Stock may be issued in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in each series, voting power of the holders thereof, dividend rate, redemption terms and prices, voluntary and involuntary liquidation preferences, and conversion rights and sinking fund requirements, if any, of each series.

        OTC Bulletin Board
        ------------------

        On January 13, 1997 the Company received clearance of quotations on the OTC Bulletin Board.

NOTE 7: INCOME TAXES

        At December 31, 1996, the Company has net operating loss carry forwards of approximately $228,000 available to reduce Federal income taxes in years through 2011. The Company will not record a tax benefit until realized.

NOTE 8: CONTRACT DEPOSITS

        Contract deposits consist of the following:

                      Deposit on Minnesota property           $ 63,750
                      Deposit on Highpoint Country Club         26,261
                                                              --------
                                                              $ 90,011
                                                              ========

        On April 17, 1997, the Company entered into an agreement with Merle Larson as A.A. Johnson Tool Co., Inc. (a Minnesota corporation) ("the seller") to purchase a commercial building and land located in Todd County, Clarisse, Minnesota. The purchase price is in the form of 30,000 shares of the Company's restricted common stock which was issued and held in escrow, and was valued at $63,750 at June 30, 1997. The Company obtained title to the real estate on August 5, 1997.

        The Company has entered into a Letter of Intent with Highpoint Country Club Golf Association, Inc. and Chubb Construction Company, Inc. ("the seller") to acquire 259 residential building lots, a developable 79 acre parcel and 3 existing homes in a residential community known as Highpoint Country Club located in Sussex County, New Jersey. The purchase price is $6,496,250 of which $2,608,362 is in the form of the assumption and/or payoff by the Company of existing notes and/or obligations, $1,514,138 is in the form of a second mortgage to be held by the seller, and the balance of $2,373,750 is in the form of approximately 396,000 shares of the Company's restricted common stock. The Company expects to close the purchase in September 1997.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

During the Second Quarter, 1997 United States Properties, Inc. ("the Company") focused its business solely on acquisition of surplus commercial real estate properties and terminated its efforts to acquire portfolios of accounts receivable (generally bad debts). In that regard, the Company has:

1. Expanded its working relationships with New America Network, Inc. ("New America") and Active International ("Active") to create a nationwide capability to purchase surplus commercial properties.

2. More precisely focused its efforts on those types of commercial properties best suited for purchase.

3. Created the capability to develop selected properties it has acquired to maximize its revenue.

4. Planned the expansion of its business through the potential acquisition of New America member commercial real estate brokerage firms (as well as other, non-member brokerage firms) and the potential merger with New America itself.

The Company acquires surplus commercial real estate properties from major corporations at their full book value or listing price by utilizing a combination of: 1.) Countertrade (a non-cash form of payment); 2.) its own or borrowed cash where necessary; and, 3.) the common stock of the Company, as the form of payment. The actual payment structure is based on the characteristics of the real estate, its book vs. cash value and the financial goals of the seller. The Company will typically use cash and Countertrade for its acquisitions of surplus commercial real estate and cash and the Company's stock for the acquisition of real estate developments and real estate-related businesses. Depending on the characteristics of the real estate, the Company may develop certain surplus commercial real estate properties it has acquired to maximize its revenue.

The Company utilizes cash and Countertrade to purchase surplus properties because most of the eligible properties have a book value or listing price substantially in excess of the property's current cash market value. The Company's primary revenue is the difference between the cash part of the purchase price and the actual selling price of the property. In a typical transaction, the cash provided by the Company is less than one-half of the property's estimated selling price. From this revenue, the Company pays the operating expenses, closing costs, real estate transfer taxes and commissions and the cost of the Countertrade. The Company's expected revenue, net of such expenses, will range from $150,000 to $500,000 per transaction, depending on the characteristics of the real estate purchased, the amount of cash provided to the purchase by the Company etc.

The Company estimates that there is in excess of $5 Billion of such properties currently for sale in the United States of which $2 Billion meets the Company's purchasing criteria. While the Company will typically sell the properties it acquires at the earliest opportunity, in certain instances the Company may hold and develop a property it has acquired or purchase a property specifically for development.

Eligible Properties

The following are the Company's purchasing criteria:

1. The current market value of the surplus property will be approximately half of its book value and/or the seller believes that the current market value will be significantly lower than the property's listing price.

2. The book value or listing price of the property will typically be $5 MM or less and generally will not exceed $10 MM.

3. While all types of commercial real estate properties are eligible for purchase by the Company, most of the properties identified from its sourcing activities are the following types:

             *  Unimproved Land
             *  Vacant Industrial
             *  Vacant retail

4. The corporate seller will have in excess of $500 MM in annual sales in order to be able to effectively use Trade Credits as partial payment for normal corporate operating, cost of sales and capital expenses and to qualify for Trade Credit insurance, if applicable.

The Company has no direct competitors known to it and provides significant financial advantages to corporate sellers of surplus properties as compared to other available methods of disposal.

Working and Contractual Agreements with New America

New America is a 166 member, international commercial real estate brokerage network with 145 members in the United States and is staffed with over 3,000 real estate professionals. New America has been in the commercial real estate network business for approximately twenty years and has developed a clientele of national and international companies.

The Company has executed a Corporate Services Agreement with New America which specifies the terms and conditions under which New America and its member firms provide certain real estate-related brokerage services to the Company. As part of the implementation of this Agreement, the Company has established a working relationship with New America whereby:

1. New America will provide its own resources to: a.) source properties eligible for purchase by the Company; b.) perform certain due diligence functions relating to the potential purchase of individual properties or portfolios; and, c.) assist the Company in selling its unique financial structure to acquire properties to corporate sellers.

2. The Company will (wherever possible) contract with a New America member commercial real estate broker to: a.) represent the Company in the acquisition of a property; and, b.) list and sell the property if the Company is successful in its acquisition.

3. The Company will use its best efforts to maximize the real estate commissions paid to New America and/or its member brokers up to a level of 6% on improved properties and 10% on vacant land.

The Company has also executed a Letter of Business Understanding with New America whereby:

1. The Company, at its own expense, will inaugurate a marketing campaign to create a general market awareness and to introduce its surplus commercial property purchasing capabilities to New America member commercial real estate brokerage firms and their corporate clients.

2. The Company, at its own expense, will determine the feasibility of purchasing certain New America member firms. If any such firm is purchased by the Company, New America will be granted an option to own an equity interest in such firm under terms and conditions to be agreed to by the Company and New America.

3. The Company will also grant to New America an option to own an equity interest in the Company under terms and conditions to be agreed to by the Company and New America.

Working and Contractual Agreement with Active

Active is the largest international trading company headquartered in the United States and the leader in its industry with 300 employees located in 8 offices throughout the world. Active has been in the Countertrade business for approximately 20 years and has developed a clientele of many Fortune 500 companies.

The Company has executed a contract with Active which provides a minimum revenue to the Company for those transactions for which the Company secures the Countertrade portion of its purchase consideration from Active. As part of the implementation of this contract, the Company has established a working relationship with Active whereby Active will:

1. Provide all of the Trade Credits in the Company's transactions involving Trade Credits. In part, the Company's decision to select Active as its sole supplier of Trade Credits is based on Active's ability to: a.) insure its Trade Credits (which is unique in the Countertrade industry); and, b.) make available to sellers a Trade Credit liquidity facility which arranges a cash advance against a seller's expected savings to be realized from utilizing insured Trade Credits.

2. Provide its own resources to: a.) source properties eligible for purchase by the Company; b.) assist the Company in structuring its purchase proposals; and, c.) assist the Company in selling its unique financial structure to acquire properties to corporate sellers.

As a result of the expansion of the relationships with New America and Active, the Company now has a nationwide ability to: 1.) source eligible properties; 2.) perform the required due diligence to determine whether or not the property meets the Company's purchasing criteria; 3.) precisely structure transactions to meet the requirements of the corporate sellers; and, 4.) enlist sales expertise to accelerate the closing of transactions, substantially in excess of the time-related capabilities of its current staff and at a cost substantially lower than otherwise achieveable.

Revenue

The Company's primary revenue is the difference between the cash part of the purchase price and the selling price of the property. In a typical transaction, the cash provided by the Company is less than one-half of the property's estimated selling price. The amount of cash the Company provides is used to enhance the closing potential of the transaction and (depending on the characteristics of an individual property) may be used to:

1. Provide cash to the seller as part of the purchase consideration which helps to assure that the Trade Credits (paid as the remaining part of the purchase consideration) conform to the amount and characteristics of the seller's recurring corporate expenses which are to be met (in part) by the use of the Trade Credits. Conforming the amount of the Trade Credits to the seller's expense characteristics results in a more rapid expected use of the Trade Credits, which enhances the ability of the Company to close its transactions using Trade Credits.

2. Provide a reserve to pay for the operating expenses of the property during the interim period between the acquisition of the property by the Company and its subsequent re-sale.

3. Provide cash to Active to pay for the Trade Credits (in whole or in part) and/or the insurance premium, if the Trade Credits are to be insured.

From its primary revenue, the Company pays the operating expenses, closing costs, real estate transfer taxes and commissions and the cost of the Countertrade. The Company's expected revenue, net of such expenses, will range from $150,000 to $500,000 per transaction, depending on the characteristics of the real estate purchased, the amount of cash provided to the purchase by the Company etc.

To date USPI has not yet derived any revenue from real estate transactions involving Countertrade (although it has acquired one property in a Countertrade transaction which has not yet been disposed of).

Real Estate Investment Fund

Based on the characteristics of the real estate properties acquired and the cash basis of its purchase, the Company may now elect to maximize its revenue by developing eligible properties to a positive cash-flow status. Once this status is achieved, the Company may elect to sell the property or hold the property as an investment.

The Company is presently determining the feasibility of alternate financial structures for those properties which could be held as investments. Among other alternatives, the Company is presently exploring the creation of a real estate investment fund utilizing Countertrade (in a form different from Trade Credits) to minimize its financing cost. This use of Countertrade for such a fund is expected to be in the form of the pledging of surplus commodities while in their natural state (such as petroleum or natural gas reserves) by their corporate owners to credit enhance or eliminate the risks typically associated with equity investments in real estate. The Company's efforts in regard to this potential application of Countertrade are being coordinated with Active and selected corporate owners of such surplus commodities.

Competitive Advantage

The Company has an advantage in competing for a corporate seller's surplus real estate as a result of the combination of the following factors:

1. Structuring a cash and Countertrade transaction for a surplus real estate property enables the seller to avoid an economic and cash flow loss it would otherwise incur.

2. Providing cash to the sellers of surplus commercial real estate as part of the purchase consideration, helps assure that the Trade Credits (paid as the remaining part of the purchase consideration) conform to the amount and characteristics of the seller's recurring corporate expenses.

3. Taking title to the real estate property pending final re-sale eliminates the on-going cost of property ownership to the seller.

4. Bidding on property types for which there is a significant supply while generally less competition for purchase.

5.   Its relationships with:

     a.) New America and its nationwide member network to identify a significant source of surplus commercial real estate properties for potential acquisition by the Company while providing the on-site real estate due diligence for those properties the Company contemplates for purchase.

     b.) Active to provide Trade Credits for the Company's proposed transactions, assistance in structuring and selling transactions and sourcing of potential transactions. This working relationship is enhanced in that Andreas V. Kissal, President/CEO of the Company was employed at Active from December, 1993 to February, 1997 as Senior Vice President Trade -- Finance and has personal, working relationships with key executives and salesman at Active.

          In addition, the Company believes that Active's ability to insure its Trade Credits and to provide a liquidity facility secured by its insured Trade Credits has substantial financial value to sellers of surplus real estate and will enhance the Company's ability to close its transactions.

6. Creating a cost advantage in bidding on properties by minimizing its staffing requirements through effectively utilizing the significant resources available at New America, New America's member commercial real estate brokers and Active.

Real Estate Development

The Company has entered into a Letter of Intent to acquire 259 residential building lots, a developable 79-acre parcel and 3 existing homes in a residential community known as Highpoint Country Club. The community includes a 150 acre lake, an 18 hole golf course, tennis courts, Olympic-sized swimming pool, softball field, club house with two restaurants and a golf pro shop. The purchase price is $6,496,250 of which $2,608,362 is cash, $1,514,138 is in the form of a second mortgage to be held by the seller, and the balance of $2,373,750 in the Company's common stock. The Company expects to close the purchase in September 1997.

The Company plans to develop the residential building lots by offering to construct residential housing on the lots to prospective purchasers. The prospective purchasers will select their homes from available plans which have been pre-selected by the Company. The builder or builders who will construct the homes will also be pre-approved by the Company. The Company will construct a home on an individual building lot only after the prospective purchaser has been qualified for permanent mortgage financing by a third-party mortgage lender. The Company plans to sell all of the residential building lots with housing constructed on them. The first phase of the development (approximately 90 homes) will be sold through an auction process.

The Company estimates that the build-out of the development will generate gross revenues in excess of $30 MM and gross profits in excess of $6 MM.

Cash Requirements for the Next Twelve Months

The Company forecasts that 23 proposed real estate transactions will close in the next 12 months which will generate an estimated minimum profit (net of direct transaction expenses) of $6,700,000. Of these 23 projected transactions, the Company forecasts a minimum of one-half of these will close within a 6 month period which will generate an estimated minimum profit (net of direct transaction expenses) of $2,800,000.

The Company forecasts that a minimum of 4 of the forecasted transactions will close by the end of the fourth quarter, 1997. These 4 closed transactions are forecasted to generate $1,000,000 in profits (net of direct transaction expenses). Forecasted profits, however, are realized only when the acquired real estate is re-sold to a third party purchaser and the costs of the transaction are paid. Such costs include: 1.) real estate taxes, operating expenses and commissions; 2.) the cost of the Trade Credit; and, 3.) repayment of any funds borrowed to enhance the closing of the transaction. In this regard, the Company anticipates that the $1,000,000 in profits forecasted pursuant to the 4 real estate transactions will not be realized until a minimum of 3 months after the closing of the acquisition transactions.

In addition, the Company also forecasts the closing of its acquisition of the 259 residential building lots, 3 homes and a 79 acre developable parcel in the community known as Highpoint Country Club. Assuming such closing, the Company forecasts in the next 12 months that a minimum of 80 of the 259 residential building lots with the homes erected by the Company on the lots will be sold to qualified purchasers. The Company forecasts that the sale of these 80 lots all with completed homes will generate a minimum of $800,000 in gross profits.

Management's forecasts are forward-looking, based upon current negotiations and conditions, and should not be relied upon as a guarantee or assurance that such results will be achieved. There is no assurance that all or any of such contracts will close as scheduled or at all, or that the contract terms and conditions as closed will permit the Company to realize a gross profit equal to that forecasted, or that the ultimate dispositions of the properties, if any, will result in the gross profits forecast. Costs and expenses of the acquisitions and the subsequent dispositions will affect the gross and net profits from the transactions.

As of August 14, 1997, the Company has sufficient operating capital to fund its current business operations for approximately 2 months or through the end of the third quarter, 1997. The Company is presently in negotiations to raise additional working capital to meet the cash requirements of its current business operations, pending the closing of the forecasted real estate transactions.

While the company does forecast the acquisition of 4 surplus commercial real estate properties (by December 31, 1997) pursuant to proposed transactions currently in negotiation, there is no assurance that the Company will be able to either close the forecasted transactions or re-sell the respective real estate properties (if the forecasted transactions are closed) in a time frame sufficient for the Company to continue its operations.

As part of its sole focus on the acquisition of surplus commercial property, the Company will consolidate its Moosic, PA operations office into its New York City office and will hire a chief financial officer, 2 senior real estate professionals and a marketing professional to: 1.) assist in the management of the relationship with the senior executives at New America and Active; 2.) expand the working relationships with New America member brokers; 3.) quality control the purchase proposals made by the Company to assure that the Company can realize its targeted revenues; 4.) enhance the Company's ability to effectively sell its products and services to senior executives at the corporate sellers; and, 5.) manage the financial evaluations and acquisitions of those properties, developments or businesses which significantly enhance the value and/or revenues of the Company.

Based on the requirement for operating funds and the planned expansion of its business, the Company anticipates an additional public offering will be filed pursuant to Form SB-2 to generate additional funds for operating capital. The investment will primarily be used to: 1.) introduce the Company and its business through a national marketing and advertising campaign; 2.) hire professional staff necessary to manage the Company's business expansion; and, 3.) determine the feasibility and, as appropriate, make strategic investments in or acquire real estate-related businesses. The initial focus of any strategic investments or acquisitions will be New America member commercial real estate brokerage firms pursuant to the Letter of Business Understanding executed with New America.

        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Stockholders was held in Scranton, Pennsylvania on June 4, 1997 at 10:00 a.m. pursuant to written call and notice. The total number of shares outstanding on the record date (April 30, 1997) was 4,110,000; a total of 2,531,010 shares were present in person or by proxy. Three matters were voted upon:

         1. The Board of Directors was set at three and Mr. Pirhalla, Mrs. Berman, and Mr. Bell were unanimously elected as the Directors;

         2. The appointment of Marks Shron & Company LLP as the auditors for the Company was approved, with 2,523,510 votes for, no shares against, and 17,500 abstaining; and

         3. The Key Employees Incentive Stock Option Plan was approved, with 2,513,000 votes for, 510 votes against, and 17,500 shares abstaining.

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        Exhibits

             NONE

        Reports

             NONE

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         UNITED STATES PROPERTIES, INC.

Date: August 14, 1997                    /s/ Andreas V. Kissal
      ----------------                -----------------------------------
                                      Andreas V. Kissal, President/CEO


Date: August 14, 1997                   /s/ Jeffrey R. Pirhalla
      ----------------                ------------------------------------
                                      Jeffrey R. Pirhalla, Treasurer, CFO